Form 10-K
period 2017-12-31
JPMDB Commercial Mortgage Securities Trust 2017-C7
filed 2018-03-22
CIK 1716186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-206361-12

Central Index Key Number of the issuing entity: 0001716186

JPMDB Commercial Mortgage Securities Trust 2017-C7

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4046727 38-4046728 38-7187343 (I.R.S. Employer Identification Number)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Moffett Place Building 4 Mortgage Loan, the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the Station Place III Mortgage Loan, the AHIP Northeast Portfolio I Mortgage Loan, the 521-523 East 72nd Street Mortgage Loan, the IRG Portfolio Mortgage Loan, the Walgreens Witkoff Portfolio Mortgage Loan, the Capital Centers II & III Mortgage Loan and the Covance Business Center Mortgage Loan, which constituted approximately 6.3%, 6.2%, 5.8%, 5.0%, 4.5%, 4.1%, 2.9%, 2.4% and 1.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Moffett Place Building 4 Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Station Place III Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the AHIP Northeast Portfolio I Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the 521-523 East 72nd Street Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (f) with respect to the IRG Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (g) with respect to the Walgreens Witkoff Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (h) with respect to the Capital Centers II & III Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (i) with respect to the Covance Business Center Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Moffett Place Building 4 Mortgage Loan, the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the Station Place III Mortgage Loan, the AHIP Northeast Portfolio I Mortgage Loan, the 521-523 East 72nd Street Mortgage Loan, the IRG Portfolio Mortgage Loan, the Walgreens Witkoff Portfolio Mortgage Loan, the Capital Centers II & III Mortgage Loan and the Covance Business Center Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 245 Park Avenue Mortgage Loan, which constituted approximately 2.9% of the asset pool of the issuing entity as of its cut-off date.  The 245 Park Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 245 Park Avenue Mortgage Loan and twenty-two other pari passu loans and five subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the 245 Park Avenue Trust 2017-245P transaction (the “245 Park Avenue Trust 2017-245P Transaction”). This loan combination, including the 245 Park Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the EIP Logistics Portfolio Mortgage Loan, which constituted approximately 1.1% of the asset pool of the issuing entity as of its cut-off date.  The EIP Logistics Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the EIP Logistics Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the CFCRE 2017-C8 Mortgage Trust transaction, Commission File Number 333-207567-05 (the “CFCRE 2017-C8 Transaction”). This loan combination, including the EIP Logistics Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2017-C8 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CFCRE 2017-C8 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CFCRE 2017-C8 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gateway Net Lease Portfolio Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan, which constituted approximately 4.5% and 4.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Gateway Net Lease Portfolio Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Gateway Net Lease Portfolio Mortgage Loan and six other pari passu loans and ten subordinate companion loans, which are not assets of the issuing entity or (b) with respect to the Starwood Capital Group Hotel Portfolio Mortgage Loan and eighteen other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the DBJPM 2017-C6 Mortgage Trust transaction, Commission File Number 333-206705-09 (the “DBJPM 2017-C6 Transaction”). These loan combinations, including the Gateway Net Lease Portfolio Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the DBJPM 2017-C6 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the DBJPM 2017-C6 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the General Motors Building Mortgage Loan, which constituted approximately 4.1% of the asset pool of the issuing entity as of its cut-off date.  The General Motors Building Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the General Motors Building Mortgage Loan and thirty-five other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BXP Trust 2017-GM transaction (the “BXP 2017-GM Transaction”). This loan combination, including the General Motors Building Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BXP 2017-GM Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the BXP 2017-GM Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the BXP 2017-GM Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan and the Torre Plaza Mortgage Loan, which constituted approximately 5.4%, 5.0% and 1.8%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan and the Torre Plaza Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Treeview Industrial Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the First Stamford Place Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Torre Plaza Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the JPMCC Commercial Mortgage Securities Trust 2017-JP7 transaction, Commission File Number 333-206361-11 (the “JPMCC 2017-JP7 Transaction”). These loan combinations, including the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan and the Torre Plaza Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2017-JP7 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMCC 2017-JP7 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMCC 2017-JP7 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Lightstone Portfolio Mortgage Loan, which constituted approximately 2.3% of the asset pool of the issuing entity as of its cut-off date.  The Lightstone Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Lightstone Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Lightstone Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Lightstone Portfolio loan combination in the CD 2017-CD6 Mortgage Trust transaction, Commission File Number 333-206705-11 (the “CD 2017-CD6 Transaction”).  After the closing of the CD 2017-CD6 Transaction on November 30, 2017, this loan combination, including the Lightstone Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CD 2017-CD6 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CD 2017-CD6 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CD 2017-CD6 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and special servicer of the Gateway Net Lease Portfolio Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the Gateway Net Lease Portfolio Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan and the primary servicer and certificate administrator of the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan, the General Motors Building Mortgage Loan, the 245 Park Avenue Mortgage Loan, the Lightstone Portfolio Mortgage Loan, the Torre Plaza Mortgage Loan and the EIP Logistics Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the trustee and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Gateway Net Lease Portfolio Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan and the custodian of the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan, the General Motors Building Mortgage Loan, the 245 Park Avenue Mortgage Loan, the Lightstone Portfolio Mortgage Loan, the Torre Plaza Mortgage Loan and the EIP Logistics Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan, the Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Torre Plaza Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

CWCapital Asset Management LLC is the special servicer of the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan and the Torre Plaza Mortgage Loan. As a result, CWCapital Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by CWCapital Asset Management LLC in the capacities described above are listed in the Exhibit Index.

AEGON USA Realty Advisors, LLC is the special servicer of the General Motors Building Mortgage Loan and the 245 Park Avenue Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for AEGON USA Realty Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because AEGON USA Realty Advisors, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of AEGON USA Realty Advisors, LLC because AEGON USA Realty Advisors, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Wilmington Trust, National Association acts as trustee of the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan, the General Motors Building Mortgage Loan, the 245 Park Avenue Mortgage Loan, the Lightstone Portfolio Mortgage Loan, the Torre Plaza Mortgage Loan and the EIP Logistics Portfolio Mortgage Loan.  Pursuant to the pooling and servicing agreement for the JPMCC 2017-JP7 Transaction, the trust and servicing agreement for the BXP 2017-GM Transaction, the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction, the pooling and servicing agreement for the CD 2017-CD6 Transaction and the pooling and servicing agreement for the CFCRE 2017-C8 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan, the General Motors Building Mortgage Loan, the 245 Park Avenue Mortgage Loan, the Lightstone Portfolio Mortgage Loan, the Torre Plaza Mortgage Loan and the EIP Logistics Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan, the General Motors Building Mortgage Loan, the 245 Park Avenue Mortgage Loan, the Lightstone Portfolio Mortgage Loan, the Torre Plaza Mortgage Loan and the EIP Logistics Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that include the General Motors Building Mortgage Loan, the 245 Park Avenue Mortgage Loan, the Lightstone Portfolio Mortgage Loan and the EIP Logistics Portfolio Mortgage Loan (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Trimont Real Estate Advisors as operating advisor of the 245 Park Avenue Mortgage Loan, LNR Partners, LLC, as special servicer of the Lightstone Portfolio Mortgage Loan and Rialto Capital Advisors, LLC, as special servicer of the EIP Logistics Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC, as special servicer of the General Motors Building Mortgage Loan and the 245 Park Avenue Mortgage Loan, LNR Partners, LLC, as special servicer of the Lightstone Portfolio Mortgage Loan, and Rialto Capital Advisors, LLC, as special servicer of the EIP Logistics Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, and CWCapital Asset Management LLC, as special servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On December 1, 2017, a complaint against CWCapital Asset Management LLC (“CWCAM”) and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463. The gravamen of the complaint alleges breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr Ltd. In total, there are fourteen (14) counts pled in the complaint. Of those 14, five (5) claims are asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion, and unjust enrichment. CWCAM denies the claims and intends to vigorously defend itself against these claims.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on October 31, 2017 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 245 Park Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the 245 Park Avenue Trust 2017-245P Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the 245 Park Avenue Trust 2017-245P Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the EIP Logistics Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2017-C8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CFCRE 2017-C8 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CFCRE 2017-C8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Gateway Net Lease Portfolio Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the DBJPM 2017-C6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the General Motors Building Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the BXP 2017-GM Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the BXP 2017-GM Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BXP 2017-GM Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan and the Torre Plaza Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2017-JP7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMCC 2017-JP7 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2017-JP7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Lightstone Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CD 2017-CD6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CD 2017-CD6 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CD 2017-CD6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement furnished pursuant to Item 1123 of Regulation AB by Wells Fargo Bank, National Association ("Wells Fargo") attached to this Annual Report on Form 10-K as Exhibit 35.45 with respect to the General Motors Building Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the BXP 2017-GM Transaction, discloses the following failure to comply with the trust and servicing agreement for the BXP 2017-GM Transaction:

The July 13, 2017 distribution (the "July Distribution"), due to holders of certificates of the BXP Trust 2017-GM, Commercial Mortgage Pass-Through Certificates, Series 2017-GM, was made eight days late on July 21, 2017 by Wells Fargo. The inadvertent delay in the required distribution, consisting of approximately $4.45 million, was because of a human error in the verification of payment data from internal systems. The error resulted in a delay in the release of the payment information to the payment processing system. The impact of this error was limited to the July Distribution.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of October 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 15, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of May 30, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Trimont Real Estate Advisors, LLC, as Operating Advisor (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.5           Trust and Servicing Agreement, dated as of June 9, 2017, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator and Custodian (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of July 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 7, 2018 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of September 28, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder, and Deutsche Bank AG, New York Branch, as Note A-3 Holder, and Deutsche Bank AG, New York Branch, as Note A-4 Holder (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of October 31, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder, and Deutsche Bank AG, New York Branch, as Note A-3 Holder, and Deutsche Bank AG, New York Branch, as Note A-4 Holder (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of October 3, 2017, between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, Citi Real Estate Funding Inc., as Initial Note A-4 Holder, and Citi Real Estate Funding Inc., as Initial Note A-5 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of July 31, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of October 31, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of July 31, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1-A Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-B Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-C Holder, Wells Fargo Bank, National Association, as Initial Note A-2-A Holder, and Wells Fargo Bank, National Association, as Initial Note A-2-B Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of October 6, 2017, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.15         Agreement Between Noteholders, dated as of May 25, 2017, by and among JPMorgan Chase Bank, National Association, as Initial A-1 Notes Holder, Bank of America, N.A., as Initial A-2 Notes Holder, JPMorgan Chase Bank, National Association, as Initial B-1 Notes Holder, and Bank of America, N.A., as Initial B-2 Notes Holder, (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of June 29, 2017, by and among JPMorgan Chase Bank, National Association, as Initial JPM Note Holder, Bank of America, N.A., as Initial BANA Note Holder, Barclays Bank PLC, as Initial Barclays Note Holder, Deutsche Bank AG, New York Branch, as Initial DBNY Note Holder, and Starwood Mortgage Funding II LLC, as Starwood Note Holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.17         Agreement Between Noteholders, dated as of June 30, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Initial Note B-1 Holder, Deutsche Bank AG, acting through its New York Branch, as Initial Note A-2 Holder and Initial Note B-2 Holder, Citigroup Global Markets Realty Corp., as Initial Note A-3 Holder and Initial Note B-3 Holder, Wells Fargo Bank, National Association, as Initial Note A-4 Holder and Initial Note B-4 Holder, and Cantor Commercial Real Estate Lending, L.P., as Initial CCRE Note Holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of October 31, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.18 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of May 30, 2017, between and among JPMorgan Chase Bank, National Association, Natixis Real Estate Capital LLC, Société Générale, Deutsche Bank, AG, New York Branch and Barclays Bank PLC (filed as Exhibit 99.19 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of October 31, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.20 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.21         Co-Lender Agreement, dated as of October 31, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.21 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of October 31, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.22 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.23         Co-Lender Agreement, dated as of July 31, 2017, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 99.23 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.24         Co-Lender Agreement, dated as of October 31, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.24 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.25         Agreement Between Noteholders, dated as of August 23, 2017, by and between JPMorgan Chase Bank, National Association, as Initial Note A Holder, Janus Henderson Global Bond Fund, as Note B-1 Holder, JCF – Janus Global Flexible Income Fund, as Note B-2 Holder, JCF – Janus Global High Yield Fund, as Note B-3 Holder, and Janus Henderson Multi-Sector Income Fund, as Note B-4 Holder (filed as Exhibit 99.25 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.26         Co-Lender Agreement, dated as of June 8, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 99.26 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.1)

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.1)

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.1)

33.8         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.3)

33.9         Wells Fargo Bank, National Association, as Custodian of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.4)

33.10       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.5)

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.1)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.1)

33.13       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.3)

33.14       Wells Fargo Bank, National Association, as Custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.4)

33.15       Pentalpha Surveillance LLC, as Operating Advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.5)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 33.1)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 33.1)

33.18       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Station Place III Mortgage Loan (see Exhibit 33.3)

33.19       Wells Fargo Bank, National Association, as Custodian of the Station Place III Mortgage Loan (see Exhibit 33.4)

33.20       Pentalpha Surveillance LLC, as Operating Advisor of the Station Place III Mortgage Loan (see Exhibit 33.5)

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 33.1)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 33.1)

33.23       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 33.3)

33.24       Wells Fargo Bank, National Association, as Custodian of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 33.4)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 33.5)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 33.1)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 33.1)

33.28       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 33.3)

33.29       Wells Fargo Bank, National Association, as Custodian of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 33.4)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 33.5)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 33.1)

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 33.1)

33.33       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the IRG Portfolio Mortgage Loan (see Exhibit 33.3)

33.34       Wells Fargo Bank, National Association, as Custodian of the IRG Portfolio Mortgage Loan (see Exhibit 33.4)

33.35       Pentalpha Surveillance LLC, as Operating Advisor of the IRG Portfolio Mortgage Loan (see Exhibit 33.5)

33.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 33.1)

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 33.1)

33.38       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 33.3)

33.39       Wells Fargo Bank, National Association, as Custodian of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 33.4)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 33.5)

33.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Capital Centers II & III Mortgage Loan (see Exhibit 33.1)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Capital Centers II & III Mortgage Loan (see Exhibit 33.1)

33.43       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Capital Centers II & III Mortgage Loan (see Exhibit 33.3)

33.44       Wells Fargo Bank, National Association, as Custodian of the Capital Centers II & III Mortgage Loan (see Exhibit 33.4)

33.45       Pentalpha Surveillance LLC, as Operating Advisor of the Capital Centers II & III Mortgage Loan (see Exhibit 33.5)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 33.1)

33.47       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 33.1)

33.48       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Covance Business Center Mortgage Loan (see Exhibit 33.3)

33.49       Wells Fargo Bank, National Association, as Custodian of the Covance Business Center Mortgage Loan (see Exhibit 33.4)

33.50       Pentalpha Surveillance LLC, as Operating Advisor of the Covance Business Center Mortgage Loan (see Exhibit 33.5)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

33.52       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

33.53       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Certificate Administrator of the 245 Park Avenue Mortgage Loan (see Exhibit 33.3)

33.55       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.56       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

33.58       National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.51)

33.60       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wilmington Trust, National Association, as Trustee of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.3)

33.63       Wells Fargo Bank, National Association, as Custodian of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.4)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.57)

33.66       National Tax Search, LLC, as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.58)

33.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.1)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.1)

33.69       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.3)

33.70       Wells Fargo Bank, National Association, as Custodian of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.4)

33.71       Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.5)

33.72       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.73       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.74       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.3)

33.75       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.76       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.77       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 33.51)

33.78       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (see Exhibit 33.52)

33.79       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (see Exhibit 33.3)

33.81       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 33.4)

33.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.57)

33.83       National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.58)

33.84       Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.51)

33.85       CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan

33.86       Wilmington Trust, National Association, as Trustee of the Treeview Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       Wells Fargo Bank, National Association, as Certificate Administrator of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.3)

33.88       Wells Fargo Bank, National Association, as Custodian of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.89       Pentalpha Surveillance LLC, as Operating Advisor of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.90       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.57)

33.91       National Tax Search, LLC, as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.58)

33.92       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 33.51)

33.93       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 33.85)

33.94       Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.95       Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 33.3)

33.96       Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 33.4)

33.97       Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 33.5)

33.98       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.57)

33.99       National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.58)

33.100     Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 33.51)

33.101     CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 33.85)

33.102     Wilmington Trust, National Association, as Trustee of the Torre Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.103     Wells Fargo Bank, National Association, as Certificate Administrator of the Torre Plaza Mortgage Loan (see Exhibit 33.3)

33.104     Wells Fargo Bank, National Association, as Custodian of the Torre Plaza Mortgage Loan (see Exhibit 33.4)

33.105     Pentalpha Surveillance LLC, as Operating Advisor of the Torre Plaza Mortgage Loan (see Exhibit 33.5)

33.106     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 33.57)

33.107     National Tax Search, LLC, as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 33.58)

33.108     Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.51)

33.109     LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.110     Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.111     Wells Fargo Bank, National Association, as Certificate Administrator of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.3)

33.112     Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.4)

33.113     Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.114     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.57)

33.115     National Tax Search, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.58)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.1)

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.1)

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.1)

34.8         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.3)

34.9         Wells Fargo Bank, National Association, as Custodian of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.4)

34.10       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.5)

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.1)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.1)

34.13       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.3)

34.14       Wells Fargo Bank, National Association, as Custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.4)

34.15       Pentalpha Surveillance LLC, as Operating Advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.5)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 34.1)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 34.1)

34.18       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Station Place III Mortgage Loan (see Exhibit 34.3)

34.19       Wells Fargo Bank, National Association, as Custodian of the Station Place III Mortgage Loan (see Exhibit 34.4)

34.20       Pentalpha Surveillance LLC, as Operating Advisor of the Station Place III Mortgage Loan (see Exhibit 34.5)

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 34.1)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 34.1)

34.23       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 34.3)

34.24       Wells Fargo Bank, National Association, as Custodian of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 34.4)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 34.5)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 34.1)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 34.1)

34.28       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 34.3)

34.29       Wells Fargo Bank, National Association, as Custodian of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 34.4)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 34.5)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 34.1)

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 34.1)

34.33       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the IRG Portfolio Mortgage Loan (see Exhibit 34.3)

34.34       Wells Fargo Bank, National Association, as Custodian of the IRG Portfolio Mortgage Loan (see Exhibit 34.4)

34.35       Pentalpha Surveillance LLC, as Operating Advisor of the IRG Portfolio Mortgage Loan (see Exhibit 34.5)

34.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 34.1)

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 34.1)

34.38       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 34.3)

34.39       Wells Fargo Bank, National Association, as Custodian of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 34.4)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 34.5)

34.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Capital Centers II & III Mortgage Loan (see Exhibit 34.1)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Capital Centers II & III Mortgage Loan (see Exhibit 34.1)

34.43       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Capital Centers II & III Mortgage Loan (see Exhibit 34.3)

34.44       Wells Fargo Bank, National Association, as Custodian of the Capital Centers II & III Mortgage Loan (see Exhibit 34.4)

34.45       Pentalpha Surveillance LLC, as Operating Advisor of the Capital Centers II & III Mortgage Loan (see Exhibit 34.5)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 34.1)

34.47       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 34.1)

34.48       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Covance Business Center Mortgage Loan (see Exhibit 34.3)

34.49       Wells Fargo Bank, National Association, as Custodian of the Covance Business Center Mortgage Loan (see Exhibit 34.4)

34.50       Pentalpha Surveillance LLC, as Operating Advisor of the Covance Business Center Mortgage Loan (see Exhibit 34.5)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

34.52       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

34.53       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Certificate Administrator of the 245 Park Avenue Mortgage Loan (see Exhibit 34.3)

34.55       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.56       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

34.58       National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.51)

34.60       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wilmington Trust, National Association, as Trustee of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.3)

34.63       Wells Fargo Bank, National Association, as Custodian of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.4)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.57)

34.66       National Tax Search, LLC, as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.58)

34.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.1)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.1)

34.69       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.3)

34.70       Wells Fargo Bank, National Association, as Custodian of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.4)

34.71       Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.5)

34.72       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.73       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.74       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.3)

34.75       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.76       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.77       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 34.51)

34.78       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (see Exhibit 34.52)

34.79       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (see Exhibit 34.3)

34.81       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 34.4)

34.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.57)

34.83       National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.58)

34.84       Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.51)

34.85       CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan

34.86       Wilmington Trust, National Association, as Trustee of the Treeview Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       Wells Fargo Bank, National Association, as Certificate Administrator of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.3)

34.88       Wells Fargo Bank, National Association, as Custodian of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.89       Pentalpha Surveillance LLC, as Operating Advisor of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.90       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.57)

34.91       National Tax Search, LLC, as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.58)

34.92       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 34.51)

34.93       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 34.85)

34.94       Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.95       Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 34.3)

34.96       Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 34.4)

34.97       Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 34.5)

34.98       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.57)

34.99       National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.58)

34.100     Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 34.51)

34.101     CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 34.85)

34.102     Wilmington Trust, National Association, as Trustee of the Torre Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.103     Wells Fargo Bank, National Association, as Certificate Administrator of the Torre Plaza Mortgage Loan (see Exhibit 34.3)

34.104     Wells Fargo Bank, National Association, as Custodian of the Torre Plaza Mortgage Loan (see Exhibit 34.4)

34.105     Pentalpha Surveillance LLC, as Operating Advisor of the Torre Plaza Mortgage Loan (see Exhibit 34.5)

34.106     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 34.57)

34.107     National Tax Search, LLC, as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 34.58)

34.108     Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.51)

34.109     LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.110     Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.111     Wells Fargo Bank, National Association, as Certificate Administrator of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.3)

34.112     Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.4)

34.113     Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.114     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.57)

34.115     National Tax Search, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.58)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.1)

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.1)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.3)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.1)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.3)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 35.1)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 35.1)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Station Place III Mortgage Loan (see Exhibit 35.3)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 35.1)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 35.1)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 35.3)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 35.1)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 35.1)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 35.3)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 35.1)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 35.1)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the IRG Portfolio Mortgage Loan (see Exhibit 35.3)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 35.1)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 35.1)

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 35.3)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Capital Centers II & III Mortgage Loan (see Exhibit 35.1)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Capital Centers II & III Mortgage Loan (see Exhibit 35.1)

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the Capital Centers II & III Mortgage Loan (see Exhibit 35.3)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 35.1)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 35.1)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Covance Business Center Mortgage Loan (see Exhibit 35.3)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

35.32       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       Wells Fargo Bank, National Association, as Certificate Administrator of the 245 Park Avenue Mortgage Loan (see Exhibit 35.3)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan

35.35       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.36       Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 35.3)

35.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 35.1)

35.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 35.1)

35.39       Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 35.3)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.41       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.42       Wells Fargo Bank, National Association, as Certificate Administrator of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.43       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan

35.44       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.45       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (see Exhibit 35.3)

35.46       Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan

35.47       CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan

35.48       Wells Fargo Bank, National Association, as Certificate Administrator of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 35.3)

35.49       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 35.46)

35.50       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 35.47)

35.51       Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 35.3)

35.52       Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 35.46)

35.53       CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 35.47)

35.54       Wells Fargo Bank, National Association, as Certificate Administrator of the Torre Plaza Mortgage Loan (see Exhibit 35.3)

35.55       Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan

35.56       LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.57       Wells Fargo Bank, National Association, as Certificate Administrator of the Lightstone Portfolio Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of October 31, 2017, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and JPMorgan Chase Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of October 31, 2017, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Chase Commercial Mortgage Securities Corp.
(Depositor)

/s/ Kunal K. Singh

Kunal K. Singh, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 22, 2018

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of October 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 15, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of May 30, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Trimont Real Estate Advisors, LLC, as Operating Advisor (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.5           Trust and Servicing Agreement, dated as of June 9, 2017, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator and Custodian (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of July 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 7, 2018 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of September 28, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder, and Deutsche Bank AG, New York Branch, as Note A-3 Holder, and Deutsche Bank AG, New York Branch, as Note A-4 Holder (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of October 31, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder, and Deutsche Bank AG, New York Branch, as Note A-3 Holder, and Deutsche Bank AG, New York Branch, as Note A-4 Holder (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of October 3, 2017, between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, Citi Real Estate Funding Inc., as Initial Note A-4 Holder, and Citi Real Estate Funding Inc., as Initial Note A-5 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of July 31, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of October 31, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of July 31, 2017, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1-A Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-B Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-C Holder, Wells Fargo Bank, National Association, as Initial Note A-2-A Holder, and Wells Fargo Bank, National Association, as Initial Note A-2-B Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of October 6, 2017, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.15         Agreement Between Noteholders, dated as of May 25, 2017, by and among JPMorgan Chase Bank, National Association, as Initial A-1 Notes Holder, Bank of America, N.A., as Initial A-2 Notes Holder, JPMorgan Chase Bank, National Association, as Initial B-1 Notes Holder, and Bank of America, N.A., as Initial B-2 Notes Holder, (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of June 29, 2017, by and among JPMorgan Chase Bank, National Association, as Initial JPM Note Holder, Bank of America, N.A., as Initial BANA Note Holder, Barclays Bank PLC, as Initial Barclays Note Holder, Deutsche Bank AG, New York Branch, as Initial DBNY Note Holder, and Starwood Mortgage Funding II LLC, as Starwood Note Holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.17         Agreement Between Noteholders, dated as of June 30, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Initial Note B-1 Holder, Deutsche Bank AG, acting through its New York Branch, as Initial Note A-2 Holder and Initial Note B-2 Holder, Citigroup Global Markets Realty Corp., as Initial Note A-3 Holder and Initial Note B-3 Holder, Wells Fargo Bank, National Association, as Initial Note A-4 Holder and Initial Note B-4 Holder, and Cantor Commercial Real Estate Lending, L.P., as Initial CCRE Note Holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of October 31, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.18 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of May 30, 2017, between and among JPMorgan Chase Bank, National Association, Natixis Real Estate Capital LLC, Société Générale, Deutsche Bank, AG, New York Branch and Barclays Bank PLC (filed as Exhibit 99.19 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of October 31, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.20 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.21         Co-Lender Agreement, dated as of October 31, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.21 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of October 31, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.22 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.23         Co-Lender Agreement, dated as of July 31, 2017, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 99.23 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.24         Co-Lender Agreement, dated as of October 31, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.24 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.25         Agreement Between Noteholders, dated as of August 23, 2017, by and between JPMorgan Chase Bank, National Association, as Initial Note A Holder, Janus Henderson Global Bond Fund, as Note B-1 Holder, JCF – Janus Global Flexible Income Fund, as Note B-2 Holder, JCF – Janus Global High Yield Fund, as Note B-3 Holder, and Janus Henderson Multi-Sector Income Fund, as Note B-4 Holder (filed as Exhibit 99.25 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

4.26         Co-Lender Agreement, dated as of June 8, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 99.26 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.1)

33.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4        Wells Fargo Bank, National Association, as Custodian

33.5        Pentalpha Surveillance LLC, as Operating Advisor

33.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.1)

33.7        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.1)

33.8        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.3)

33.9        Wells Fargo Bank, National Association, as Custodian of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.4)

33.10      Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place Building 4 Mortgage Loan (see Exhibit 33.5)

33.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.1)

33.12      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.1)

33.13      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.3)

33.14      Wells Fargo Bank, National Association, as Custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.4)

33.15      Pentalpha Surveillance LLC, as Operating Advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 33.5)

33.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 33.1)

33.17      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 33.1)

33.18      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Station Place III Mortgage Loan (see Exhibit 33.3)

33.19      Wells Fargo Bank, National Association, as Custodian of the Station Place III Mortgage Loan (see Exhibit 33.4)

33.20      Pentalpha Surveillance LLC, as Operating Advisor of the Station Place III Mortgage Loan (see Exhibit 33.5)

33.21      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 33.1)

33.22      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 33.1)

33.23      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 33.3)

33.24      Wells Fargo Bank, National Association, as Custodian of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 33.4)

33.25      Pentalpha Surveillance LLC, as Operating Advisor of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 33.5)

33.26      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 33.1)

33.27      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 33.1)

33.28      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 33.3)

33.29      Wells Fargo Bank, National Association, as Custodian of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 33.4)

33.30      Pentalpha Surveillance LLC, as Operating Advisor of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 33.5)

33.31      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 33.1)

33.32      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 33.1)

33.33      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the IRG Portfolio Mortgage Loan (see Exhibit 33.3)

33.34      Wells Fargo Bank, National Association, as Custodian of the IRG Portfolio Mortgage Loan (see Exhibit 33.4)

33.35      Pentalpha Surveillance LLC, as Operating Advisor of the IRG Portfolio Mortgage Loan (see Exhibit 33.5)

33.36      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 33.1)

33.37      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 33.1)

33.38      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 33.3)

33.39      Wells Fargo Bank, National Association, as Custodian of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 33.4)

33.40      Pentalpha Surveillance LLC, as Operating Advisor of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 33.5)

33.41      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Capital Centers II & III Mortgage Loan (see Exhibit 33.1)

33.42      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Capital Centers II & III Mortgage Loan (see Exhibit 33.1)

33.43      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Capital Centers II & III Mortgage Loan (see Exhibit 33.3)

33.44      Wells Fargo Bank, National Association, as Custodian of the Capital Centers II & III Mortgage Loan (see Exhibit 33.4)

33.45      Pentalpha Surveillance LLC, as Operating Advisor of the Capital Centers II & III Mortgage Loan (see Exhibit 33.5)

33.46      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 33.1)

33.47      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 33.1)

33.48      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Covance Business Center Mortgage Loan (see Exhibit 33.3)

33.49      Wells Fargo Bank, National Association, as Custodian of the Covance Business Center Mortgage Loan (see Exhibit 33.4)

33.50      Pentalpha Surveillance LLC, as Operating Advisor of the Covance Business Center Mortgage Loan (see Exhibit 33.5)

33.51      Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

33.52      AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

33.53      Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.54      Wells Fargo Bank, National Association, as Certificate Administrator of the 245 Park Avenue Mortgage Loan (see Exhibit 33.3)

33.55      Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.56      Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.57      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

33.58      National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

33.59      Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.51)

33.60      Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61      Wilmington Trust, National Association, as Trustee of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.62      Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.3)

33.63      Wells Fargo Bank, National Association, as Custodian of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.4)

33.64      Park Bridge Lender Services LLC, as Operating Advisor of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.65      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.57)

33.66      National Tax Search, LLC, as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.58)

33.67      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.1)

33.68      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.1)

33.69      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.3)

33.70      Wells Fargo Bank, National Association, as Custodian of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.4)

33.71      Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.5)

33.72      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.73      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.74      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.3)

33.75      Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.76      Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.77      Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 33.51)

33.78      AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (see Exhibit 33.52)

33.79      Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.80      Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (see Exhibit 33.3)

33.81      Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 33.4)

33.82      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.57)

33.83      National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.58)

33.84      Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.51)

33.85      CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan

33.86      Wilmington Trust, National Association, as Trustee of the Treeview Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.87      Wells Fargo Bank, National Association, as Certificate Administrator of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.3)

33.88      Wells Fargo Bank, National Association, as Custodian of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.89      Pentalpha Surveillance LLC, as Operating Advisor of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.90      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.57)

33.91      National Tax Search, LLC, as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 33.58)

33.92      Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 33.51)

33.93      CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 33.85)

33.94      Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.95      Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 33.3)

33.96      Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 33.4)

33.97      Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 33.5)

33.98      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.57)

33.99      National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.58)

33.100   Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 33.51)

33.101   CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 33.85)

33.102   Wilmington Trust, National Association, as Trustee of the Torre Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.103   Wells Fargo Bank, National Association, as Certificate Administrator of the Torre Plaza Mortgage Loan (see Exhibit 33.3)

33.104   Wells Fargo Bank, National Association, as Custodian of the Torre Plaza Mortgage Loan (see Exhibit 33.4)

33.105   Pentalpha Surveillance LLC, as Operating Advisor of the Torre Plaza Mortgage Loan (see Exhibit 33.5)

33.106   CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 33.57)

33.107   National Tax Search, LLC, as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 33.58)

33.108   Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.51)

33.109   LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.110   Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.111   Wells Fargo Bank, National Association, as Certificate Administrator of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.3)

33.112   Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.4)

33.113   Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.114   CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.57)

33.115   National Tax Search, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.58)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.1)

34.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4        Wells Fargo Bank, National Association, as Custodian

34.5        Pentalpha Surveillance LLC, as Operating Advisor

34.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.1)

34.7        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.1)

34.8        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.3)

34.9        Wells Fargo Bank, National Association, as Custodian of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.4)

34.10      Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place Building 4 Mortgage Loan (see Exhibit 34.5)

34.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.1)

34.12      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.1)

34.13      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.3)

34.14      Wells Fargo Bank, National Association, as Custodian of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.4)

34.15      Pentalpha Surveillance LLC, as Operating Advisor of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 34.5)

34.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 34.1)

34.17      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 34.1)

34.18      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Station Place III Mortgage Loan (see Exhibit 34.3)

34.19      Wells Fargo Bank, National Association, as Custodian of the Station Place III Mortgage Loan (see Exhibit 34.4)

34.20      Pentalpha Surveillance LLC, as Operating Advisor of the Station Place III Mortgage Loan (see Exhibit 34.5)

34.21      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 34.1)

34.22      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 34.1)

34.23      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 34.3)

34.24      Wells Fargo Bank, National Association, as Custodian of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 34.4)

34.25      Pentalpha Surveillance LLC, as Operating Advisor of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 34.5)

34.26      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 34.1)

34.27      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 34.1)

34.28      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 34.3)

34.29      Wells Fargo Bank, National Association, as Custodian of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 34.4)

34.30      Pentalpha Surveillance LLC, as Operating Advisor of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 34.5)

34.31      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 34.1)

34.32      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 34.1)

34.33      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the IRG Portfolio Mortgage Loan (see Exhibit 34.3)

34.34      Wells Fargo Bank, National Association, as Custodian of the IRG Portfolio Mortgage Loan (see Exhibit 34.4)

34.35      Pentalpha Surveillance LLC, as Operating Advisor of the IRG Portfolio Mortgage Loan (see Exhibit 34.5)

34.36      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 34.1)

34.37      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 34.1)

34.38      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 34.3)

34.39      Wells Fargo Bank, National Association, as Custodian of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 34.4)

34.40      Pentalpha Surveillance LLC, as Operating Advisor of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 34.5)

34.41      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Capital Centers II & III Mortgage Loan (see Exhibit 34.1)

34.42      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Capital Centers II & III Mortgage Loan (see Exhibit 34.1)

34.43      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Capital Centers II & III Mortgage Loan (see Exhibit 34.3)

34.44      Wells Fargo Bank, National Association, as Custodian of the Capital Centers II & III Mortgage Loan (see Exhibit 34.4)

34.45      Pentalpha Surveillance LLC, as Operating Advisor of the Capital Centers II & III Mortgage Loan (see Exhibit 34.5)

34.46      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 34.1)

34.47      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 34.1)

34.48      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Covance Business Center Mortgage Loan (see Exhibit 34.3)

34.49      Wells Fargo Bank, National Association, as Custodian of the Covance Business Center Mortgage Loan (see Exhibit 34.4)

34.50      Pentalpha Surveillance LLC, as Operating Advisor of the Covance Business Center Mortgage Loan (see Exhibit 34.5)

34.51      Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

34.52      AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

34.53      Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.54      Wells Fargo Bank, National Association, as Certificate Administrator of the 245 Park Avenue Mortgage Loan (see Exhibit 34.3)

34.55      Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.56      Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.57      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

34.58      National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

34.59      Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.51)

34.60      Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61      Wilmington Trust, National Association, as Trustee of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.62      Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.3)

34.63      Wells Fargo Bank, National Association, as Custodian of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.4)

34.64      Park Bridge Lender Services LLC, as Operating Advisor of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.65      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.57)

34.66      National Tax Search, LLC, as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.58)

34.67      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.1)

34.68      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.1)

34.69      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.3)

34.70      Wells Fargo Bank, National Association, as Custodian of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.4)

34.71      Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.5)

34.72      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.73      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.74      Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.3)

34.75      Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.76      Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.77      Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 34.51)

34.78      AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (see Exhibit 34.52)

34.79      Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.80      Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (see Exhibit 34.3)

34.81      Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 34.4)

34.82      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.57)

34.83      National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.58)

34.84      Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.51)

34.85      CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan

34.86      Wilmington Trust, National Association, as Trustee of the Treeview Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.87      Wells Fargo Bank, National Association, as Certificate Administrator of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.3)

34.88      Wells Fargo Bank, National Association, as Custodian of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.89      Pentalpha Surveillance LLC, as Operating Advisor of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.90      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.57)

34.91      National Tax Search, LLC, as Servicing Function Participant of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 34.58)

34.92      Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 34.51)

34.93      CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 34.85)

34.94      Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.95      Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 34.3)

34.96      Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 34.4)

34.97      Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 34.5)

34.98      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.57)

34.99      National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.58)

34.100   Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 34.51)

34.101   CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 34.85)

34.102   Wilmington Trust, National Association, as Trustee of the Torre Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.103   Wells Fargo Bank, National Association, as Certificate Administrator of the Torre Plaza Mortgage Loan (see Exhibit 34.3)

34.104   Wells Fargo Bank, National Association, as Custodian of the Torre Plaza Mortgage Loan (see Exhibit 34.4)

34.105   Pentalpha Surveillance LLC, as Operating Advisor of the Torre Plaza Mortgage Loan (see Exhibit 34.5)

34.106   CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 34.57)

34.107   National Tax Search, LLC, as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 34.58)

34.108   Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.51)

34.109   LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.110   Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.111   Wells Fargo Bank, National Association, as Certificate Administrator of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.3)

34.112   Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.4)

34.113   Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.114   CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.57)

34.115   National Tax Search, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.58)

35            Servicer compliance statements.

35.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.1)

35.5        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.1)

35.6        Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Place Building 4 Mortgage Loan (see Exhibit 35.3)

35.7        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.1)

35.8        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.1)

35.9        Wells Fargo Bank, National Association, as Certificate Administrator of the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan (see Exhibit 35.3)

35.10      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Station Place III Mortgage Loan (see Exhibit 35.1)

35.11      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Station Place III Mortgage Loan (see Exhibit 35.1)

35.12      Wells Fargo Bank, National Association, as Certificate Administrator of the Station Place III Mortgage Loan (see Exhibit 35.3)

35.13      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 35.1)

35.14      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 35.1)

35.15      Wells Fargo Bank, National Association, as Certificate Administrator of the AHIP Northeast Portfolio I Mortgage Loan (see Exhibit 35.3)

35.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 35.1)

35.17      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 35.1)

35.18      Wells Fargo Bank, National Association, as Certificate Administrator of the 521-523 East 72nd Street Mortgage Loan (see Exhibit 35.3)

35.19      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 35.1)

35.20      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IRG Portfolio Mortgage Loan (see Exhibit 35.1)

35.21      Wells Fargo Bank, National Association, as Certificate Administrator of the IRG Portfolio Mortgage Loan (see Exhibit 35.3)

35.22      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 35.1)

35.23      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 35.1)

35.24      Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Witkoff Portfolio Mortgage Loan (see Exhibit 35.3)

35.25      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Capital Centers II & III Mortgage Loan (see Exhibit 35.1)

35.26      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Capital Centers II & III Mortgage Loan (see Exhibit 35.1)

35.27      Wells Fargo Bank, National Association, as Certificate Administrator of the Capital Centers II & III Mortgage Loan (see Exhibit 35.3)

35.28      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Covance Business Center Mortgage Loan (see Exhibit 35.1)

35.29      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Covance Business Center Mortgage Loan (see Exhibit 35.1)

35.30      Wells Fargo Bank, National Association, as Certificate Administrator of the Covance Business Center Mortgage Loan (see Exhibit 35.3)

35.31      Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

35.32      AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.33      Wells Fargo Bank, National Association, as Certificate Administrator of the 245 Park Avenue Mortgage Loan (see Exhibit 35.3)

35.34      Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan

35.35      Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.36      Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 35.3)

35.37      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 35.1)

35.38      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 35.1)

35.39      Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 35.3)

35.40      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.41      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.42      Wells Fargo Bank, National Association, as Certificate Administrator of the Starwood Capital Group Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.43      Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan

35.44      AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.45      Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan

35.46      Wells Fargo Bank, National Association, as Primary Servicer of the Treeview Industrial Portfolio Mortgage Loan

35.47      CWCapital Asset Management LLC, as Special Servicer of the Treeview Industrial Portfolio Mortgage Loan

35.48      Wells Fargo Bank, National Association, as Certificate Administrator of the Treeview Industrial Portfolio Mortgage Loan (see Exhibit 35.3)

35.49      Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 35.46)

35.50      CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 35.47)

35.51      Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 35.3)

35.52      Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 35.46)

35.53      CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 35.47)

35.54      Wells Fargo Bank, National Association, as Certificate Administrator of the Torre Plaza Mortgage Loan (see Exhibit 35.3)

35.55      Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan

35.56      LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.57      Wells Fargo Bank, National Association, as Certificate Administrator of the Lightstone Portfolio Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of October 31, 2017, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and JPMorgan Chase Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of October 31, 2017, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein)