Form 10-K
period 2020-12-31
JPMDB Commercial Mortgage Securities Trust 2017-C7
filed 2021-03-09
CIK 1716186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Moffett Place Building 4 Mortgage Loan, the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the Station Place III Mortgage Loan, the AHIP Northeast Portfolio I Mortgage Loan, the 521-523 East 72nd Street Mortgage Loan, the IRG Portfolio Mortgage Loan, the Walgreens Witkoff Portfolio Mortgage Loan, the Capital Centers II & III Mortgage Loan and the Covance Business Center Mortgage Loan, which constituted approximately 6.3%, 6.2%, 5.8%, 5.0%, 4.5%, 4.1%, 2.9%, 2.4% and 1.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Moffett Place Building 4 Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Station Place III Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (d) with respect to the AHIP Northeast Portfolio I Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the 521-523 East 72nd Street Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (f) with respect to the IRG Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (g) with respect to the Walgreens Witkoff Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (h) with respect to the Capital Centers II & III Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (i) with respect to the Covance Business Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Moffett Place Building 4 Mortgage Loan, the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the Station Place III Mortgage Loan, the AHIP Northeast Portfolio I Mortgage Loan, the 521-523 East 72nd Street Mortgage Loan, the IRG Portfolio Mortgage Loan, the Walgreens Witkoff Portfolio Mortgage Loan, the Capital Centers II & III Mortgage Loan and the Covance Business Center Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gateway Net Lease Portfolio Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan, which constituted approximately 4.5% and 4.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Gateway Net Lease Portfolio Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Gateway Net Lease Portfolio Mortgage Loan, six other pari passu loans and ten subordinate companion loans, which are not assets of the issuing entity or (b) with respect to the Starwood Capital Group Hotel Portfolio Mortgage Loan, eighteen other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the DBJPM 2017-C6 Mortgage Trust transaction, Commission File Number 333-206705-09 (the “DBJPM 2017-C6 Transaction”). These loan combinations, including the Gateway Net Lease Portfolio Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan and the Torre Plaza Mortgage Loan, which constituted approximately 5.4%, 5.0% and 1.8%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan and the Torre Plaza Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Treeview Industrial Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the First Stamford Place Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Torre Plaza Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the JPMCC Commercial Mortgage Securities Trust 2017-JP7 transaction, Commission File Number 333-206361-11 (the “JPMCC 2017-JP7 Transaction”). These loan combinations, including the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan and the Torre Plaza Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2017-JP7 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Treeview Industrial Portfolio Mortgage Loan, the First Stamford Place Mortgage Loan, the Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan, the General Motors Building Mortgage Loan, the 245 Park Avenue Mortgage Loan, the Lightstone Portfolio Mortgage Loan, the Torre Plaza Mortgage Loan and the EIP Logistics Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the Moffett Place Building 4 Mortgage Loan, the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the Station Place III Mortgage Loan, the AHIP Northeast Portfolio I Mortgage Loan, the 521-523 East 72nd Street Mortgage Loan, the IRG Portfolio Mortgage Loan, the Walgreens Witkoff Portfolio Mortgage Loan, the Capital Centers II & III Mortgage Loan, the Covance Business Center Mortgage Loan, the Gateway Net Lease Portfolio Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the DBJPM 2017-C6 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Moffett Place Building 4 Mortgage Loan, the U-Haul SAC Portfolios 14, 15, 17 Mortgage Loan, the Station Place III Mortgage Loan, the AHIP Northeast Portfolio I Mortgage Loan, the 521-523 East 72nd Street Mortgage Loan, the IRG Portfolio Mortgage Loan, the Walgreens Witkoff Portfolio Mortgage Loan, the Capital Centers II & III Mortgage Loan, the Covance Business Center Mortgage Loan, the Gateway Net Lease Portfolio Mortgage Loan and the Starwood Capital Group Hotel Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 245 Park Avenue Mortgage Loan, the EIP Logistics Portfolio Mortgage Loan, the Gateway Net Lease Portfolio Mortgage Loan, the Starwood Capital Group Hotel Portfolio Mortgage Loan, the General Motors Building Mortgage Loan, the Torre Plaza Mortgage Loan, the First Stamford Place Mortgage Loan, the Treeview Industrial Portfolio Mortgage Loan and the Lightstone Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the loan combinations that include the General Motors Building Mortgage Loan, the 245 Park Avenue Mortgage Loan, the Lightstone Portfolio Mortgage Loan and the EIP Logistics Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Trimont Real Estate Advisors, LLC as operating advisor of the 245 Park Avenue Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the EIP Logistics Portfolio Mortgage Loan, Park Bridge Lender Services LLC as operating advisor of the EIP Logistics Portfolio Mortgage Loan and the Lightstone Portfolio Mortgage Loan, LNR Partners, LLC as special servicer of the Lightstone Portfolio Mortgage Loan prior to May 6, 2020 and Argentic Services Company LP as special servicer of the Lightstone Portfolio Mortgage Loan on and after May 6, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the 245 Park Avenue Mortgage Loan and the General Motors Building Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the EIP Logistics Portfolio Mortgage Loan, LNR Partners, LLC as special servicer of the Lightstone Portfolio Mortgage Loan prior to May 6, 2020 and Argentic Services Company LP as special servicer of the Lightstone Portfolio Mortgage Loan on and after May 6, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

4.19        Co-Lender Agreement, dated as of May 30, 2017, between and among JPMorgan Chase Bank, National Association, as Initial Note 1 Holder, Natixis Real Estate Capital LLC, as Initial Note 2 Holder, Deutsche Bank, AG, New York Branch, as Initial Note 3 Holder, Société Générale, as Initial Note 4 Holder, and Barclays Bank PLC, as Initial Note 5 Holder (filed as Exhibit 99.19 to the registrant’s Current Report on Form 8-K filed on October 31, 2017 under Commission File No. 333-206361-12 and incorporated by reference herein).

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

33.99      Pentalpha Surveillance LLC, as Operating Advisor of the Torre Plaza Mortgage Loan (see Exhibit 33.5)

33.100    CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 33.56)

33.101    National Tax Search, LLC, as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 33.57)

33.102    Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.51)

33.103    LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

33.104    Argentic Services Company LP, as Special Servicer of the Lightstone Portfolio Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.105    Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.106    Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.4)

33.107    Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.108    CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.56)

33.109    National Tax Search, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 33.57)

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

34.99      Pentalpha Surveillance LLC, as Operating Advisor of the Torre Plaza Mortgage Loan (see Exhibit 34.5)

34.100    CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 34.56)

34.101    National Tax Search, LLC, as Servicing Function Participant of the Torre Plaza Mortgage Loan (see Exhibit 34.57)

34.102    Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.51)

34.103    LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

34.104    Argentic Services Company LP, as Special Servicer of the Lightstone Portfolio Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.105    Wilmington Trust, National Association, as Trustee of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.106    Wells Fargo Bank, National Association, as Custodian of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.4)

34.107    Park Bridge Lender Services LLC, as Operating Advisor of the Lightstone Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.108    CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.56)

34.109    National Tax Search, LLC, as Servicing Function Participant of the Lightstone Portfolio Mortgage Loan (see Exhibit 34.57)

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

35.35      CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (see Exhibit 35.33)

35.36      Wells Fargo Bank, National Association, as Primary Servicer of the Torre Plaza Mortgage Loan (see Exhibit 35.22)

35.37      CWCapital Asset Management LLC, as Special Servicer of the Torre Plaza Mortgage Loan (see Exhibit 35.33)

35.38      Wells Fargo Bank, National Association, as Primary Servicer of the Lightstone Portfolio Mortgage Loan (see Exhibit 35.22)

35.39      LNR Partners, LLC, as Special Servicer of the Lightstone Portfolio Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.40      Argentic Services Company LP, as Special Servicer of the Lightstone Portfolio Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

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

Date: March 9, 2021